Form 10-Q
period 2010-01-31
Mint Capital, Inc
filed 2010-03-17
CIK 1469741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended January 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 000-53758

MINT CAPITAL, INC.
 (Exact Name of Registrant as Specified in its Charter)

Florida	27-0632015
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

Number of shares of common stock outstanding at January 31, 2010: 3,750,000

MINT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	January 31, 2010	July 31, 2009
	(Unaudited)	(Audited)

Current Assets
Cash	$26	$—

Total current assets	26	—

Total assets	$26	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	2,000	—
Notes payable, related party	50	—
Total current liabilities	2,050	—

Total liabilities	2,050	-

Shareholders’ deficit:
Common stock, $.0001 par value, 250,000,00 shares authorized;
3,750,000 (October) and 3,000,000 (July) issued and outstanding	3,750	3,000
Stock Subscription receivable	0	(1,500)
Deficit accumulated during development stage	(5,774)	(1,500)

Total shareholders' deficit	(2,024)	—

Total liabilities and shareholders' deficit	$26	$-

See accompanying notes to financial statements

MINT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			For the period from
	Three months ended	Six months ended	July 28, 2009 (inception)
	January 31, 2010	January 31, 2010	to January 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
Revenues	$—	$—	$—

Total revenues	—	—	—

General & Administrative Expenses
Accounting	500	3,000	3,000
Organization and related expenses	44	1,274	2,774

Total General & Administrative Expenses	544	4,274	5,774

Net Loss	$(544)	$(4,274)	$(5,774)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding	3,750,000	3,709,016	3,690,160

See accompanying notes to financial statements

MINT CAPITAL, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
FROM JULY 28, 2009 (inception) THROUGH JANUARY 31, 2010

					Deficit
					Accumulated
			Additional		During	Total
	Common stock		paid-in	Subscription	Development	stockholders'
	Shares	Amount	capital	Receivable	Stage	deficit

July 28, 2009 (inception) shares issued for services	1,500,000	$1,500	$-	$-	$-	$1,500

Shares issued for stock subscription receivable	1,500,000	1,500		(1,500)		-

Net loss	-				(1,500)	(1,500)

Balances, July 31, 2009	3,000,000	3,000	-	(1,500)	(1,500)	-

Stock subscription receivable received				1,500		1,500

Common stock issued for services	750,000	750				750

Net loss					(4,274)	(4,274)

Balances January 31, 2010	3,750,000	$3,750	$-	$-	$(5,774)	$(2,024)

See accompanying notes to financial statements

MINT CAPITAL, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

		For the period from
	Six months ended	July 28, 2009 (Inception)
	January 31, 2010	to January 31, 2010
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(4,274)	$(5,774)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Services for common stock	750	750
Services for common stock-related party	-	1,500
Increase in accounts payable and accrued expenses	2,000	2,000
Net cash provided by (used in) operating activities	(1,524)	(1,524)

Cash flows from investing activities:	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable, related party	50	50
Proceeds from sale of common stock	1,500	1,500
Net cash provided by financing activities	1,550	1,550

Net increase in cash and cash equivalents	26	26

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$26	$26

Non cash Investing and Financing Activities:
Common stock issued for services rendered	750	750
Common stock issued to founder for services rendered	$-	$1,500

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$-	$-
Cash paid during the year for taxes	$-	$-

Supplemental disclosure of non cash investing and
financing activities:
Stock subscription receivable	$-	$1,500

See accompanying notes to financial statements

Mint Capital, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
For the Six Months Ended January 31, 2010

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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Company

The Company has not earned any revenue from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Company” as set forth in Financial Accounting Standards Board Accounting Standards Codification (FASB-ASC”). Among the disclosures required are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

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

Income Taxes

Income taxes are provided in accordance with Accounting Standard Code 740 (ASC 740), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Mint Capital, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
For the Six Months Ended January 31, 2010

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic Earnings (Loss) per Share

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding during the year. Diluted per share amounts are computed using the weighted average number of common shares outstanding during the year and diluted potential common shares.  Diluted potential common shares consist of stock options, stock warrants and redeemable convertible stock and are calculated using the treasury stock method.  As of January 31, 2010, there were no dilutive convertible common shares outstanding.

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

Statement of Financial Accounting Standards ("SFAS'") SFAS No. 165 (ASC Topic 855), "Subsequent Events", SFAS No. 166 (ASC Topic 860), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140", SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)", and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Mint Capital, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
For the Six Months Ended January 31, 2010

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

Mint Capital, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
For the Six Months Ended January 31, 2010

NOTE 4.   STOCKHOLDER’S EQUITY

The Company’s Articles of Incorporation, as amended authorize 250,000,000 shares of $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock.  On July 28, 2009, the Company issued 1,500,000 shares of its Common Stock to the Company’s sole director, President and Chief Financial Officer and Incorporator, in exchange for services rendered to form and incorporate the Company and develop its business plan and format. The Company valued these shares at $0.001 (the par value of the common stock) and recorded $1,500 of organizational expenses for the year ended July 31, 2009.  On July 28, 2009 the Company issued 1,500,000 shares of its common stock to the Company’s Secretary and Treasurer in exchange for a $1,500 stock subscription receivable. The Company sold the shares at $0.001, the par value of the common stock.  On August 5, 2009 the Company received the $1,500 in payment of the stock subscription receivable.

In August 2009 the Company issued 750,000 shares of its common stock for services provided to the Company, including edgarization of documents provided and to be provided to the SEC.  The Company valued the shares at $0.001(the par value of the common stock) and recorded $750 of expense during the three months ended October 31, 2009.

There are no shares of preferred stock issued.

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

In June 2009, the FASB issued ASC Topic 860, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140" (ASC Topic 810). ASC Topic 860 removes the concept of a qualifying special-purpose entity from ASC Topic 810 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," establishes a new "participating interest" definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor's continuing involvement with transferred financial assets. ASC Topic 860 is effective for interim and annual reporting periods ending after November 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its condensed financial statements.

In June 2009, the FASB issued ASC Topic 810, "Amendments to FASB Interpretation No. 46(R)" (ASC Topic 810). ASC Topic 810 amends FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46(R)) to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (VIE) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, ASC Topic 810 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise's involvement in a VIE. ASC Topic 810 is effective for interim and annual reporting periods ending after November 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its condensed financial statements.

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

Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely.

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

ITEM 1.A. RISK FACTORS

Refer to our “Risk Factors” in our Registration Statement on Form 10-12G/A filed February 4, 2010 (SEC File Number  000-53758) on the website at www.sec.gov

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Dated:   March 17, 2010