Form 10-Q
period 2010-04-30
Mint Capital, Inc
filed 2010-06-17
CIK 1469741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended April 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 000-53758

MINT CAPITAL, INC.
 (Exact Name of Registrant as Specified in its Charter)

Florida	27-0632015
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Number of shares of common stock outstanding at June10, 2010: 3,750,000

MINT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	April 30, 2010	July 31, 2009
	(Unaudited)	(Audited)

Current Assets
Cash	$26	$—

Total current assets	26	—

Total assets	$26	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	2,500	—
Notes payable, related party	50	—
Total current liabilities	2,550	—

Total liabilities	2,550	-

Shareholders’ deficit:
Common stock, $.0001 par value, 250,000,00 shares authorized;
3,750,000 (October) and 3,000,000 (July) issued and outstanding	3,750	3,000
Stock Subscription receivable	0	(1,500)
Deficit accumulated during development stage	(6,274)	(1,500)

Total shareholders' deficit	(2,524)	—

Total liabilities and shareholders' deficit	$26	$-

See accompanying notes to financial statements

MINT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			For the period from
	Three months ended	Nine months ended	July 28, 2009 (inception)
	April 30, 2010	April 30, 2010	to April 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
Revenues	$—	$—	$—

Total revenues	—	—	—

General & Administrative Expenses
Accounting	500	3,500	3,500
Organization and related expenses	—	1,274	2,774

Total General & Administrative Expenses	500	4,774	6,274

Net Loss	$(500)	$(4,774)	$(6,274)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding	3,750,000	3,722,426	3,709,386

See accompanying notes to financial statements

MINT CAPITAL, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
FROM JULY 28, 2009 (inception) THROUGH APRIL 30, 2010

					Deficit
					Accumulated
			Additional		During	Total
	Common stock		paid-in	Subscription	Development	stockholders'
	Shares	Amount	capital	Receivable	Stage	deficit

July 28, 2009 (inception) shares issued for services	1,500,000	$1,500	$-	$-	$-	$1,500

Shares issued for stock subscription receivable	1,500,000	1,500		(1,500)		-

Net loss	-				(1,500)	(1,500)

Balances, July 31, 2009	3,000,000	3,000	-	(1,500)	(1,500)	-

Stock subscription receivable received				1,500		1,500

Common stock issued for services	750,000	750				750

Net loss					(4,774)	(4,774)

Balances April 30, 2010	3,750,000	$3,750	$-	$-	$(6,274)	$(2,524)

See accompanying notes to financial statements

MINT CAPITAL, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

		For the period from
	Nine months ended	July 28, 2009 (inception)
	April 30, 2010	to April 30, 2010
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(4,774)	$(6,274)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Services for common stock	750	750
Services for common stock-related party	-	1,500
Increase in accounts payable and accrued expenses	2,500	2,500
Net cash provided by (used in) operating activities	(1,524)	(1,524)

Cash flows from investing activities:	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable, related party	50	50
Proceeds from sale of common stock	1,500	1,500
Net cash provided by financing activities	1,550	1,550

Net increase in cash and cash equivalents	26	26

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$26	$26

Non cash Investing and Financing Activities:
Common stock issued for services rendered	750	750
Common stock issued to founder for services rendered	$-	$1,500

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$-	$-
Cash paid during the year for taxes	$-	$-

Supplemental disclosure of non cash investing and
financing activities:
Stock subscription receivable	$-	$1,500

See accompanying notes to financial statements

Mint Capital, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
For the Nine Months Ended April 30, 2010

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

Mint Capital, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
For the Nine Months Ended April 30, 2010

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic Earnings (Loss) per Share

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding during the year. Diluted per share amounts are computed using the weighted average number of common shares outstanding during the year and diluted potential common shares.  Diluted potential common shares consist of stock options, stock warrants and redeemable convertible stock and are calculated using the treasury stock method.  As of April 30, 2010, there were no dilutive convertible common shares outstanding.

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

Mint Capital, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
For the Nine Months Ended April 30, 2010

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

Mint Capital, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
For the Nine Months Ended April 30, 2010

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

Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective, in that they are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Act is accumulated and communicated to management, including its principal executive and principal financial officer, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

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

Dated:   June 17, 2010