Form 10-K
period 2010-07-31
Mint Capital, Inc
filed 2010-11-10
CIK 1469741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number:  000-53758

Mint Capital, Inc.
(Exact name of registrant as specified in its charter)

Florida	27-0632015
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Barry Hollander 319 Clematis Street, # 703 West Palm Beach, FL	33401
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 514-9042

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001
(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes o No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 12(d) of the Act. Yes o No x

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes x No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes x No o

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fourth fiscal quarter: $0.00.

As of October 31, 2010,  3,750,000 shares of Common Stock were issued and outstanding

EXPLANATORY NOTE

          Unless otherwise noted, references in this registration statement to “Mint Capital, Inc.,” the “Company,” “we,” “our” or “us” means Mint Capital, Inc.

FORWARD LOOKING STATEMENTS

               There are statements in this Annual Report on Form 10-K that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire Form 10-K carefully, especially the risks discussed under “Risk Factors.” Although management believes that the assumptions underlying the forward looking statements included in this Form 10-K are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Form 10-K will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

Item 1.   Description of Business

Business Development

               Mint Capital, Inc. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Florida on July 28, 2009. The Company has been in the developmental stage since inception and has conducted virtually no business operations, other than organizational activities and preparation of this registration statement on Form 10 (the “Registration Statement”). The Company has no full-time employees and owns no real estate or personal property. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with, an existing company.

Business of Issuer

               The Company, based on proposed business activities, is a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act of 1934, as amended, (the “Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies” (a “target company”).  Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

               The Company was organized to provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities after a merger with a target company may be qualified for trading in the United States secondary market such as the New York Stock Exchange (NYSE), NASDAQ, NYSE Amex Equities, formerly known as the American Stock Exchange (AMEX), and the OTC Bulletin Board, and, as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company currently does not qualify to be listed or quoted on any exchange and the Company has taken no steps to list it securities on any exchange, or to apply for quotation on the OTC Bulletin Board and the pink sheets prior to a business combination. Following a business combination, a target company will normally wish to list its common stock for trading in one or more United States markets.  The target company may elect to apply for such listing immediately following the business combination or at some later time.

              For example, in order to qualify for listing on the Nasdaq SmallCap Market, a company must  have  at  least  (i)   net   tangible  assets  of  $4,000,000  or  market capitalization of $50,000,000 or net  income for two of the last three years of $750,000;  (ii)  public  float of 1,000,000  shares  with  a  market  value  of $5,000,000; (iii) a bid price  of  $4.00;  (iv)  three  market  makers; (v) 300 shareholders  and  (vi) an operating history of one year or, if less  than  one year, $50,000,000 in market capitalization. For continued listing on the Nasdaq SmallCap Market, a company  must  have  at  least  (i)  net  tangible assets of $2,000,000 or market capitalization of $35,000,000 or net income for two of the last  three  years  of $500,000; (ii) a public float of 500,000 shares  with  a market value of $1,000,000; (iii) a bid price of $1.00; (iv) two market makers; and (v) 300 shareholders.

            However, we cannot assure you that following such a transaction, the Company will be able to meet the initial listing standards of any stock exchange or that our common stock will be admitted for quotation on the over the counter bulletin board or any other trading medium. If, after a business combination, we do not meet the qualifications for listing on the Nasdaq SmallCap Market, we may apply for quotation of our securities on OTC Bulletin Board.   The Company cannot file the application itself to be quoted on the OTC Bulletin Board.  A market maker on our behalf would have to apply for quotation of our securities on the OTC Bulletin Board.  In certain cases we may elect to have our securities initially quoted in the “pink sheets” published by the Pink Sheets, LLC. The pink sheets are a quotation service with requirements that are less strict than those imposed by national exchanges and the OTC Bulletin Board. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock. On April 7, 2000, the Securities and Exchange Commission issued a clarification with regard to the reporting status under the Securities Exchange Act of 1934 of a non-reporting company after it acquired a reporting “blank check” company. This letter clarified the Commission’s position that such Company would not be a successor issuer to the reporting obligation of the “blank check” company by virtue of Exchange Act Rule 12g-3(a). We intend that any merger we undertake would not be deemed a “back door” registration since we would remain the reporting company and the Company that we merge with would not become a successor issuer to our reporting obligations by virtue of Commission Rule 12g-3(a). Additionally, we are obligated under SEC Rules to file a Form 8-K with the SEC within four (4) days of completing a business combination which would include information required by Form 10 on the private company.

                The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

               We intend to either retain an equity interest (common stock) in any private company we engage in a business combination or we may receive cash and/or a combination of cash and common stock from any private company we complete a business combination with. Our desire is that the value of such consideration paid to us would be beneficial economically to our shareholders though there is no assurance of that happening.

Perceived Benefits and Disadvantages

               We believe there are certain perceived benefits to being a reporting company with a class of publicly-traded securities. The following perceived benefits are what we believe are perceived by a potential target company.  These beliefs are not based on research or other market analysis

•	the ability to use registered securities to make acquisitions of assets or businesses;

•	increased visibility in the financial community;

•	the facilitation of borrowing from financial institutions;

•	improved trading efficiency;

•	shareholder liquidity;

•	greater ease in subsequently raising capital;

•	compensation of key employees through stock options for which there may be a market valuation;

•	enhanced corporate image; and

•	a presence in the United States capital market.

Perceived  Disadvantages

        We believe there are also certain real as well as perceived disadvantages to being a reporting company. These beliefs are not based upon any research or market analysis, and  may include the following:

       .  requirement for audited financial statements;

       .  required publication of corporate information;

       .  required filings  of  periodic and other reports  with  the
          Securities and Exchange Commission; and

       .  increased rules and regulations governing management, corporate activities and shareholder relations.

Potential Target Companies

               A business entity, if any, which may be interested in a business combination with the Company, may include the following:

•	a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

•	a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

•	a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

•	a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

•	a foreign company which may wish an initial entry into the United States securities market;

•	a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; and

•	a company seeking one or more of the other perceived benefits of becoming a public company.

In addition to the above, certain companies might seek to become public via a business combination rather than a public offering or filing a registration statement under the Exchange Act, avoiding what it may deem to be adverse consequences of undertaking a public offering itself. The adverse consequences could include, but not be limited to, additional costs, more thorough due diligence by an underwriter regarding the Company, its operating history and its management experience and skills.

               A merger by the Company with a business entity that may be interested in a business combination with us, may not be desirable to our investors.  For example, our investors may want to have further knowledge on why the   entity that is interested in a business combination was unable to find an underwriter or unable to find an underwriter on terms acceptable to them.  An underwriter may not have been willing to sell their securities due to various reasons, including but not limited to, the likelihood of lack of management experience, the target company is poorly managed and financial condition of the potential business entity may be poor.  All of these factors could result in the target company being undesirable to our investors.

                 We expect that our due diligence may be less encompassing than that of an underwriter.  While we expect our due diligence will encompass, among other things, meetings with the Target Business’s incumbent management and inspection of its facilities, as well as a review of financial and other information which is made available to us.  Our due diligence review will be conducted either by our management and therefore may not uncover certain items that an underwriter’s due diligence may have discovered. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target company candidate before we consummate a business combination.  Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable.

               The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company. The Company has unrestricted flexibility in identifying and selecting a prospective target company.  We have not established any specific attributes or criteria (financial or otherwise) for a prospective target company.  No specific industry or geographic location has been identified and thus we may acquire any type of legal business anywhere in the world. . In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

•	Potential for growth, indicated by new technology, anticipated market expansion or new products;

•	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•	Strength and diversity of management, either in place or scheduled for recruitment;

•
Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

•	The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

•	The extent to which the business opportunity can be advanced;

•	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

•	Other relevant factors.

               In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data.

               Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

               Private companies wishing to become reporting companies via reverse mergers can choose from a large number of blank check companies.  Any private company may have little incentive to choose our blank check company.

           Any private company could seek to become public by filing their own registration statement with the Securities and Exchange Commission and avoid compensating us in any manner and therefore there may be no perceived benefit to any private company seeking a business combination with us as we are obligated under SEC Rules to file a Form 8-K with the SEC within four (4) days of completing a business combination which would include information required by Form 10 on the private company. It is possible that, prior to the Company successfully consummating a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction. As a result we may not be able to complete a business combination.

               No assurances can be given that the Company will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

Form of Acquisition

               The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

               It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

               The present stockholders of the Company will likely not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company’s directors may resign and new directors may be appointed without any vote by stockholders.

               In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

               We may seek to locate a target company through solicitation. Such solicitation may include, but is not limited to; newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more web sites and/or similar methods. We may also utilize consultants in the business and financial communities for referrals of potential target companies.

               It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

               From our date of inception (July 28, 2009) to July 31, 2010 we have incurred auditing costs of $4,000 and accounting, filing and organizational costs of $2,774.  During the next twelve months we anticipate our costs related to our periodic reporting obligations to be comprised of $4,000 of accounting and auditing costs, $5,000 of legal costs and $5,000 of annual shareholder meeting, printing and miscellaneous costs.  All such costs for the next twelve (12) months and beyond such time will be paid with money in our treasury, if any, or with additional money contributed by Mr. Barry Hollander, our sole director, an officer and stockholder, Mr. Gordon Forgey an officer and shareholder or another source. Mr. Hollander and Mr. Forgey have orally agreed to pay such costs as long as they are an officer or director of the Company.  The Company may incur additional costs to complete a potential business combination.  Although certain costs associated with a potential business combination could be provided by the officers of the Company, additional legal and accounting costs may be incurred.  The amount of such costs will be dependent upon the simplicity or complexity of any potential business combination and the time required by accountants and lawyers to complete the transaction.  We estimate that the anticipated costs of investigating and entering into a business combination to be approximately $5,000.

               We presently have no employees apart from our management. Our officers and sole director are engaged in outside business activities and it is anticipated that they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at the EDGAR Company Search page of the Securities and Exchange Commission’s Web site, the address for which is “www.sec.gov.”

Item 1A. Risk Factors.

An investment in the Company is highly speculative in nature and involves a high degree of risk.

Our business is difficult to evaluate because we have no operating history.

               As the Company has no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. The Company has had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by our management.

               The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of our management to locate and attract a suitable acquisition.

               The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

Control by management

               As of the date of this repot, the management of the Company owned approximately 80% of the Company’s outstanding shares. Future investors will own a minority percentage of the Company’s Common Stock and will have no voting rights. Future investors will not have the ability to control a vote of the Company’s Shareholders or Board of Directors, if management controls.

There may be conflicts of interest between our management and our non-management stockholders.

               Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management’s personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management’s own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, Barry Hollander, our chief executive officer and sole director, is a shareholder of PB Capital International, Inc. (“PBCI”).  PBCI is a blank check company that has filed a registration statement on Form10-12G, that was effective in October 2009, and may become involved with other blank check companies. Conflicts in the pursuit of business combinations with such other blank check companies with which he  is now or may be in the future, affiliated with may arise. Although each director and officer is required to disclose all potential opportunites to the Company and they have not entered into any agreements which would conflict with this obligation, however the Company does not have any rights of first refusal regarding any opportunities presented..  We cannot assure you that these conflicts will be resolved in our favor.  As a result, a potential target company may be presented to another entity prior to its presentation to us and we may not be able to pursue a potential transaction.

Our stockholders may engage in a transaction to cause the company to repurchase their shares of common stock

               In order to provide an interest in the Company to a third party, our stockholders may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized by the Company to repurchase shares of common stock held by the stockholders. As a result of such transaction, our management, principal stockholders and Board of Directors may change.

The Company has no existing agreement for a business combination or other transaction.

               We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Our management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

               While seeking a business combination, management anticipates devoting no more than a few hours per week to the Company’s affairs in total. Our officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

               Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation which would adversely affect our operations.

               Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

               If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

Our stockholders may have a minority interest in the Company following a business combination.

               If we enter into a business combination with a company and issue shares of our Common Stock to the stockholders of such company as consideration for merging with us, our stockholders will likely own less than 50% of the Company after the business combination. The stockholders of the acquired company would therefore be able to control the election of our board of directors (the “Board of Directors”) and control our Company.

There is currently no trading market for our common stock.

               All of the presently outstanding shares of common stock (3,750,000) are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144 which became effective on February 15, 2008. These final rules may be found at: www.sec.gov/rules/final/2007/33-8869.pdf. Pursuant to the new Rule 144, one year must elapse from the time a “shell company”, as defined in Rule 405, ceases to be “shell company” and files Form 10 information with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Securities and Exchange Act of 1934 (the “Exchange Act”). Under the amended Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or an Issuer that has at anytime previously a reporting or non-reporting shell company as defined in Rule 405, can only be resold in reliance on Rule 144 if the following conditions are met: (1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company; (2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports and (4) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

               At the present time, the Company is classified as a “shell company” as defined in Rule 12b-2 of the Securities and Exchange Act of 1934. As such, all restricted securities presently held by the founders of the Company may not be resold in reliance on Rule 144 until: (1) the Company files Form 10 information with the SEC when it ceases to be a “shell company”; (2) the Company has filed all reports as required by Section 13 and 15(d) of the Securities Act for twelve consecutive months; and (3) one year has elapsed from the time the Company files the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

               There can be no assurance that we will ever meet these conditions and any purchases of our shares are subject to these restrictions on resale. A purchase of our shares may never be available for resale as we cannot be assured we will ever lose our shell company status.

We have never paid dividends on our common stock.

               We have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

               We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business will have no revenues unless and until we merge with or acquire an operating business.

               We are a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution to existing shareholders.

               Our Certificate of Incorporation, as amended , authorizes the issuance of a maximum of 250,000,000 shares of common stock and 10,000,000 shares of preferred stock.  Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially and adversely affected.

If we consummate a business combination by way of an acquisition, we may not be required to submit such
Transaction to a vote of our stockholders and provide them with complete disclosure concerning the target business prior to a business combination.

      The manner in which we participate in a business combination will depend upon, among other things, the nature of the opportunity and the respective requirements and desires of management of our Company and of the target company.

                It is likely that we will acquire our participation in a business opportunity by the acquisition of a target company through the issuance of our common stock or other securities to the principals of the target company in exchange for all of the outstanding stock of the target company.  Upon the consummation of such a transaction, the target company would be a wholly owned subsidiary of our Company.  In the case of an acquisition, the transaction may be accomplished in the sole determination of management without any vote or approval by stockholders. There are certain instances, including whereby the company is obligated to issue more shares than are currently authorized when the Company would need to obtain stockholder approval to increase the authorized shares of the Company in order to conclude a business combination.

               In the case of a statutory merger or consolidation directly involving the Company, it might be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares of common stock.  The necessity to obtain stockholder approval may result in delay and additional expense in the consummation of any proposed transaction, which we may not be able to fund, and will also give rise to certain appraisal rights to dissenting stockholders.  Accordingly, management will seek to structure any business combination so as not to require stockholder approval.

               In the case of either an acquisition or merger, our stockholders prior to the consummation of a business combination likely will not have control of a majority of the voting shares of the Company following a business combination.  As part of such a transaction, all or a majority of the Company's then director(s) may resign and new directors may be appointed without any vote by stockholders.

       If we consummate  a business combination by way of an acquisition of the capital  stock  or  assets  of  a  target  business,  the  transaction  may  be accomplished  in the sole determination  of  management  without  any  vote  or approval by our stockholders. Accordingly, holders of our securities at the time of any business combination  may  not  have  an opportunity to evaluate the target business and its management, including audited  financial  statements, prior to any  business  combination,  instead  will  have  to  rely  on the judgment  of management in assessing the future profitability and viability  of  the  target business.

The Company has conducted no market research or identification of business opportunities, which may affect our ability to identify a business to merge with or acquire.

               The Company has neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Because we may seek to complete a business combination through a “reverse merger,” following such a transaction we may not be able to attract the attention of major brokerage firms.

               Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Since we cannot assure you that following such a transaction, we will be able to obtain and/or maintain a listing of our common stock on NASDAQ or any other securities exchange, securities analysts of major brokerage firms may not provide coverage of our Company.  No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.  Brokerage firms, as well as research and analyst firms may not be willing to cover any company we may merge with. In addition to the manner in which the private company became public, they may not be willing to provide coverage of the Company based on the financial condition, management and other considerations.

We cannot assure you that following a business combination with an operating business, our common stock will be listed on NASDAQ or any other securities exchange.

               Following a business combination, we may seek the listing of our common stock on NASDAQ or the NYSE Amex Equities. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

We will be deemed a blank check company under Rule 419 of the Securities Act of 1933. In any subsequent offerings, we will have to comply with Rule 419.

               If we publicly offer any securities as a condition to the closing of any acquisition or business combination while we are a blank check or shell company, we will have to fully comply with SEC Rule 419 and deposit all funds in escrow pending advice about the proposed transaction to our stockholders fully disclosing all information required by Regulation 14 of the SEC and seeking the vote and agreement of investment of those stockholders to whom such securities were offered; if no response is received from these stockholders within 45 days thereafter or if any stockholder elects not to invest following our advice about the proposed transaction, all funds that must be held in escrow by us under Rule 419, as applicable, will be promptly returned to any such stockholder. All securities issued in any such offering will likewise be deposited in escrow, pending satisfaction of the foregoing conditions. This is only a brief summary of Rule 419.

Item 1B. Unresolved Staff Comments

There are no unresolved staff comments.

Item 2. Properties.

         The Company neither rents nor owns any properties. The Company utilizes office space and equipment (computer,fax machine and copier) in West Palm Beach. Florida, of its Chief Executive Officer at no cost to the Company.  Management estimates that such utilization of the space and equipment to be immaterial. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

The Company presently is not a party to, nor is management aware of, any pending, legal proceedings.

Item 4. Removed and reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

              The authorized capital stock of the Company consists of 250,000,000 shares of Common Stock, par value $.001 per share, of which there are 3,750,000 issued and outstanding, and 10,000,000 shares of Preferred Stock, par value $.001 per share, of which none have been designated or issued. As of October 31, 2010, there were three (3) record holders of an aggregate of 3,750,000 shares of our Common Stock issued and outstanding. The following summarized the important provisions of the Company’s capital stock.

                The Company’s common stock does not trade, nor is it admitted to quotation, on any stock exchange or other trading facility. Management has no present plan, proposal, arrangement or understanding with any person with regard to the development of a trading market in any of our securities. We cannot assure you that a trading market for our common stock will ever develop. The Company has not registered its class of common stock for resale under the blue sky laws of any state and current management does not anticipate doing so. The holders of shares of common stock, and persons who may desire to purchase shares of our common stock in any trading market that might develop in the future, should be aware that significant state blue sky law restrictions may exist which could limit the ability of stockholders to sell their shares and limit potential purchasers from acquiring our common stock.

               The Company is not obligated by contract or otherwise to issue any securities and there are no outstanding securities which are convertible into or exchangeable for shares of our common stock.

Shares Available for Future Sale

            All outstanding shares of our common stock are “restricted securities,” as that term is defined under Rule 144 promulgated under the Securities Act of 1933, because they were issued in a private transaction not involving a public offering. Accordingly, none of the outstanding shares of our common stock may be resold, transferred, pledged as collateral or otherwise disposed of unless such transaction is registered under the Securities Act of 1933 or an exemption from registration is available. In connection with any transfer of shares of our common stock other than pursuant to an effective registration statement under the Securities Act of 1933, the Company may require the holder to provide to the Company an opinion of counsel to the effect that such transfer does not require registration of such transferred shares under the Securities Act of 1933.

          Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, shell companies, like us, unless the following conditions are met:

•	the issuer of the securities that was formerly a shell company has ceased to be a shell company;

•	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934;

•
the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

•	at least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

               Neither the Company nor its officer and director has any present plan, proposal, arrangement, understanding or intention of selling any unissued or outstanding shares of common stock in the public market subsequent to a business combination. Nevertheless, in the event that a substantial number of shares of our common stock were to be sold in any public market that may develop for our securities subsequent to a business combination, such sales may adversely affect the price for the sale of the Company’s common stock securities in any such trading market. We cannot predict what effect, if any, market sales of currently restricted shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time, if any.

 Dividends

               The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business.

Recent Sales of Unregistered Securities.

               Since inception, the Company has issued and sold the following securities without the benefit of registration under the Securities Act of 1933, as amended:

Issuances Pursuant to Section 4(2) of the Securities Act of 1933:

               On July 28, 2009, the day of its incorporation, the Company issued 1,500,000 restricted shares of its common stock to Barry Hollander in exchange for incorporation fees in the State of Florida,developing our business plan and preparing our financial statements.  The Company valued theses services at $1,500 and recorded the expense on the financial statements for the year ended July 31, 2009.

              On July, 28, 2009 the Company issued 1,500,000 shares of its common stock to Gordon Forgey in exchange for a stock subscription receivable of $1,500. The Company received the $1,500 on August 4th, 2009.

               On August 11, 2009 the Company issued 750,000 restricted shares of its common stock to HF Services, LLC in exchange for services provided to the Company, including edgarization of documents to be submitted to the SECand other services.  The Company valued these services at $750 and recorded the expense in the quarter ending October 31, 2009.

              We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances. We believed that Section 4(2) was available because:

•	None of these issuances involved underwriters, underwriting discounts or commissions;

•	We placed restrictive legends on all certificates issued;

•	No sales were made by general solicitation or advertising;

•	Sales were made only to accredited investors

               In connection with the above transactions, we provided the following to all investors:

•	Access to all our books and records.

•	Access to all material contracts and documents relating to our operations.

•	The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

               The Company’s Board of Directors has the power to issue any or all of the authorized but unissued Common Stock without stockholder approval. The Company currently has no commitments to issue any shares of common stock. However, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a business combination. Since the Company expects to issue additional shares of common stock in connection with a business combination, existing stockholders of the Company may experience substantial dilution in their shares. However, it is impossible to predict whether a business combination will ultimately result in dilution to existing shareholders. If the target has a relatively weak balance sheet, a business combination may result in significant dilution. If a target has a relatively strong balance sheet, there may be little or no dilution.

Item 6. Selected Financial Data.

          The information to be furnished under this Item 6 is not required of small reporting issuers.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

           The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

               The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury, if any, or with additional money contributed by Barry Hollander, our sole director, chief executive officer or another source.

               During the next 12 months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports, and

(ii)	investigating, analyzing and consummating an acquisition.

               We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

               The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

               Our management has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

               Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

               The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there may be firms seeking to merge with our company, even with the limited additional capital that we  have.  These firms may desire to become public due to   the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Off-Balance Sheet Arrangements

               We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information to be furnished under this Item 7A is not required of small reporting issuers.

Item 8.    Financial Statements and Supplementary Data.

       Please see the financial statements beginning on page F-1 located elsewhere in this annual report on Form 10-K and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and our independent accountants on any matter of accounting principles, practices or financial statement disclosure since our inception.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the year covered by this Annual Report, management performed, with the participation of our Principal Executive Officer, who is our Principal Financial Officer, and who we refer to in this Annual Report as our PEO, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our PEO, to allow timely decisions regarding required disclosures.  Based on this evaluation, our PEO has concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2010.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States, or GAAP.  A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on this evaluation, management concluded that, as of July 31, 2010, the Company’s internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our officers and directors and additional information concerning them are as follows:

Name	Age	Position(s)
Barry Hollander	53	President, Chief Financial Officer and sole Director
Gordon Forgey	60	Secretary and Treasurer

 Barry Hollander has been the President, Chief Financial Officer and sole Director of the Company since its inception on July 28, 2009. Mr. Hollander has also been the Acting Chief Executive Officer of FastFunds Financial Corporation (“FFFC”), since January 2007.  From 2004 to January 2007 Mr. Hollander was a consultant and the controller at FFFC.  FFFC is a publicly traded holding company, organized in Nevada in 1985, formerly operating through its wholly owned subsidiary Chex Services, Inc. (“Chex”).  Chex is a Minnesota corporation formed in 1992, and prior to the sale of substantially all of its assets in 2005 provided financial services, primarily check cashing, automated teller machine (ATM) access and credit and debit card advances, to customers predominantly at Native American owned casinos and gaming establishments. Mr. Hollander has been the chief financial officer of China Nuvo Solar Energy, Inc. (“CNUV”), a publicly traded Company since May 2002.  CNUV is a development stage company that is designing solar photovoltaic cell technology products.  Mr. Hollander also serves as the Chief Financial Officer of Interactive Entertainment Group, Inc. on a part time basis.  Interactive Entertainment Group is developing an array of e-commerce, mobile entertainment software and online brands for licensing and marketing to the online e-commerce and wireless entertainment industries worldwide. From 1994 to 1999, Mr. Hollander was the chief financial officer of California Pro Sports, Inc., an in-line skate importer, marketer and distributor.  Mr. Hollander also provides financial consulting services to Alumifuel Power Corporation (:AFPW”), a publicly traded company.  AFPW is an early production stage alternative energy company.  Mr. Hollander has a BS degree from Fairleigh Dickinson University and passed the uniform certified public accountant exam.  Mr. Hollander is a shareholder of PB Capital International, Inc.,  (“PBIC”), a blank check, shell company PBIC  is also seeking to merge with a target company, and has the same business plan as the Company. PB Capital’s Form 10 registration statement went effective in October 2009.  Mr. Hollander has been the CFO of ZZPartners, Inc., a privately held social network company, since its inception in April 2008.  In June 2009 ZZPartners merged with ZenZuu USA, Inc. ("ZenZuu"), and in February 2010, ZenZuu merged with Techs Loanstar, Inc., a publicly traded company.  Mr. Hollander is currently the CFO of ZenZuu USA, Inc.

Gordon Forgey has been the Secretary and Treasurer of the Company since its inception on July 28, 2009.  Mr. Forgey graduated from the University of Kansas with a degree in business in 1972. His career began as a claims adjuster for Travelers Insurance Company. In 1977 he became a partner in a business in Albuquerque, New Mexico selling watch materials, jewelry findings and equipment, and later opened a branch in San Francisco, California.  Mr. Forgey began investing in real estate in 1985.  Mr. Forgey founded and formed Platinum Key Properties to continue to invest in real estate full time.  Since 2005 Mr. Forgey has been a marketing consultant to various companies as well as been involved in network marketing. As a marketing consultant he has assisted companies in the real estate market conducting seminars on their behalf.  His experience in network marketing includes building teams of other network marketing professionals and training them in selling products as well as building their own teams.   Mr Forgey possesses over 25 years of administrative, organizational and customer relations experience within the real estate and general business market segments.  He possesses extensive experience in strategic planning and organizational development.  Since 2004,  Mr. Forgey has been the President, Secretary, Treasurer and Sole Director of Vegas Equity Internatinal Corp. (“VEIC”).  VEIC’s business plan was to franchise nationally a system for acquiring and marketing real estate properties owned by motivated sellers. It is currently inactive and are attemting to identify and evaluate other businesses and technology opportunities for acquisition.

               The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified.

               The Company has no employees other than its Officers.

Section 16 Compliance

Section 16(a) of the Exchange requires officers, directors and persons who own more than 10% of a registered class of our equity securities of a company that has a class of common stock registered under the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of all forms filed pursuant to Section 16(a).

               Based solely on a review of the copies of such reports furnished to us and written representations from our  officers and directors that no other reports were required, to our knowledge, we believe that our officers and directors and stockholders required to file reports pursuant to Section 16(a) of the Exchange Act complied with all of the Section 16(a) filing requirements applicable to them with respect to the year ended July 31, 2010, except that the annual statements to report changes in beneficial ownership were filed late.

Code of Ethics.

              The Company has not adopted a code of ethics.  Given the nature of the Company’s business, its limited stockholder base and current composition of management, the board of directors does not believe that the Company requires a code of ethics at this time.  The board of directors takes the position that management of a Target Business will adopt a code of ethics that will be suitable for its operations after the Company consummates a Business Combination.

Audit Committee.

              The board of directors has not established an audit committee nor adopted an audit committee charter, rather, the entire board of directors serves the functions of an audit committee.  Given the nature of the Company’s business, its limited stockholder base and current composition of management, the board of directors does not believe that the Company requires an audit committee at this time.  The board of directors takes the position that management of a Target Business will make a determination as to whether to establish an audit committee and to adopt an audit committee charter that will be suitable for its operations after the Company consummates a Business Combination.

Stockholder Communications.

The board of directors has not adopted a process for security holders to send communications to the board of directors.  Given the nature of the Company’s business, its limited stockholder base and current composition of management, the board of directors does not believe that the Company requires a process for security holders to send communications to the board of directors at this time.  The board of directors takes the position that management of a Target Business will establish such a process that will be appropriate for its operations after the Company consummates a Business Combination.

Director Independence

              The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent.  Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation.  Under such definition, none of our directors would be considered independent as they also serve as executive officers of the Company.

Item 11. Executive Compensation.

                No officer or director has received any compensation from the Company since the inception of the Company. Until the Company acquires additional capital, it is not anticipated that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. Our officers and directors intend to devote very limited time to our affairs.

               The Company has no stock option, retirement, pension, or profit sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

            There were no grants of any plan based awards during the fiscal years ended July 31, 2010 and 2009.  There are no outstanding equity awards at July 31, 2010. No options were exercised or vested during the fiscal years ended July 31, 2010 and 2009..  There is no Non Qualified Deferred Compensation Plan.

               There are no understandings or agreements regarding compensation our management will receive after a business combination.

               The Company does not have a standing compensation committee or a committee performing similar functions, since the Board of Directors has determined not to compensate the officers and directors until such time that the Company completes a reverse merger or business combination.

Summary Compensation Table

The table below shows certain compensation information for services rendered in all capacities for the fiscal years ended July 31, 2010 and 2009. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

	Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year End	Salary ($)	Bonus ($)	All other Annual Compensation and LTIP Payouts ($)	Securities under Options/SARS Granted (#)	Restricted Shares or Restricted Share Units (#)

Barry Hollander President, Chief Executive Officer, and Sole Director	2010 2009	0 0	0 0	0 0	0 0	0 0

Gordon Forgey Secretary and Treasurer	2010 2009	0 0	0 0	0 0	0 0	0 0

The following table sets forth information with respect to the beneficial ownership of our common stock as of October 31, 2010 by each person (or group of affiliated persons) who is known by us to beneficially own 5% or more of our common stock; our directors; our named executive officer; and our directors and executive officers as a group.

Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned.

The applicable percentage of ownership is based on 3,750,000 shares outstanding as of the date of this report.  As of October 31, 2010, there were not securities outstanding convertible into or exchangeable for shares of common stock or any other securities of the Company.

Name and Address(1)	Amount and Nature of Beneficial Ownership	Percentage of Class (2)
Barry Hollander (3)	1,500,000	40%
Gordon Forgey (4)	1,500,000	40%
HF Services, LLC (5)	750,000	20%
All Officers and Directors as a group (2 people)	3,750,000	80%

    ____________________
(1)	The address for the persons named in the table above is c/o the Company.
(2)	Based on 3,750,000 shares outstanding as of October 31, 2010.
(3)	Barry Hollander is President and Chief Financial Officer and sole Director of the Company.
(4)	Gordon Forgey is Secretary and Treasurer of the Company
(5)	Mr. Henry Fong is the person with the voting and dispositive control of the shares held by HF Services, LLC.

              This table is based upon information derived from our stock records. We believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned; except as set forth above, applicable percentages are based upon 3,750,000 shares of common stock outstanding as of October 31, 2010.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On July 28, 2009 (inception), the Company issued 1,500,000 restricted shares of its common stock to Barry Hollander in exchange for formation of the Company, incorporation services in the State of Florida and developing our business concept and plan. All shares were considered issued at their par value ($.001 per share) and the Company expensed $1,500 during the year ended July 31, 2009.    Mr. Hollander is the President, Chief Financial Officer and sole Director of the Company.

               On July 28, 2009 (inception), the Company issued 1,500,000 restricted shares of its common stock to Gordon Forgey in exchange for a stock subscription receivable of $1,500, which was received on August 5, 2009. The shares were sold at their par value of $0.001 per share. Gordon Forgey is the Company’s Secretary and Treasurer.   With respect to the sales made to Mr. Hollander and Mr. Forgey the Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

               On a going forward basis, Mr. Hollander and Mr. Forgey have orally agreed to taking responsibility for all expenses incurred by the Company through the date of completion of a business transaction described in this Annual Report on Form 10-K.

              Mr. Hollander and Mr. Forgey are involved in other business activities and may, in the future, become involved in other business opportunities that become available. Mr. Hollander is the acting CEO of FastFunds Financial Corporation, the CFO of China Nuvo Solar Energy, Inc., the CFO of Techs Loanstar, Inc. and provides financial consulting services to AFPW . He expects to spend less than ten percent (10%) of his time on this business. Mr Forgey expects to spend less than five percent (5%) They each may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

              On August 11, 2009 the Company issued 750,000 restricted shares of its common stock to HF Services, LLC in exchange for services provided to the Company, including edgarization of documents to be submitted to the SEC and other services.  Mr. Henry Fong has voting and dispositive control of the shares owned by HF Services, LLC.

            The Company has not had a promoter at anytime.

            Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Item 14. Principal Accounting Fees and Services.

               AUDIT FEES. The aggregate fees billed for professional services rendered by R R Hawkins & Associates, APC for the audits of the Company's annual financial statements for the fiscal year ending on July 31, 2009 and the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the fiscal year were $4,000.

                AUDIT-RELATED FEES.  The aggregate fees billed by R R Hawkins & Associates, APC for audit-related services rendered for the Company for the last fiscal year were $0.  Audit-related fees generally include fees in support of the Company's filing of registration statements with the SEC and similar matters.

                TAX FEES.  The aggregate fees billed by R R Hawkins & Associates, APC, for tax-related services rendered for the Company for the last fiscal year were $0.

               ALL OTHER FEES. The aggregate fees billed for services rendered to the Company by R R Hawkins & Associates, APC, other than the audit services, audit-related services, and tax services, were $0 for the last fiscal year.

PRE-APPROVAL POLICY. The Company has not established an audit committee nor adopted an audit committee charter.  Rather, it is the responsibility of the entire board of directors to serve the functions of an audit committee and to pre-approve all audit and permitted non-audit services to be performed by the independent auditors, such approval to take place in advance of such services when required by law, regulation, or rule, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934 that are approved by the board prior to completion of the audit.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

 (a)           Exhibits.

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10 filed with the Securities and Exchange Commission on August 12, 2009)

3.2	By-Laws (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10 filed with the Securities and Exchange Commission on August 12, 2009)

3.3	Amendment Number 1 to Articles of Incorporation (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10 filed with the Securities and Exchange Commission on February 4, 2010)

10.1	Form of Subscription Agreement (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10 filed with the Securities and Exchange Commission on February 4, 2010)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32..1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

 (b)           Financial Statements

1. Financial Statements: Balance Sheet, Statement of Operations, Statement of Stockholder’s Equity, Statement of Cash Flows, and Notes to Financial Statements.

We are an inactive entity as defined by Section 3-11 of Regulation S-X. Accordingly, the financial statements required for purposes of reports pursuant to the Securities Exchange Act of 1934 are unaudited.

SIGNATURES

               Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2010		Mint Capital, Inc.

	By:	/s/ Barry Hollander
Barry Hollander President and Director Principal Executive Officer Principal Financial Officer

MINT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(UNAUDITED)

	July 31, 2010	July 31, 2009

Current Assets
Cash	$26	$—

Total current assets	26	—

Total assets	$26	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	3,000	—
Notes payable, related party	50	—
Total current liabilities	3,050	—

Total liabilities	3,050	-

Shareholders’ deficit:
Common stock, $.0001 par value, 250,000,00 shares authorized;
3,750,000 (October) and 3,000,000 (July) issued and outstanding	3,750	3,000
Stock Subscription receivable	0	(1,500)
Deficit accumulated during development stage	(6,774)	(1,500)

Total shareholders' deficit	(3,024)	—

Total liabilities and shareholders' deficit	$26	$-

MINT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

			For the period from
	Year ended	Year ended	July 28, 2009 (inception)
	July 31, 2010	July 31, 2009	to July 31, 2010

Revenues
Revenues	$—	$—	$—

Total revenues	—	—	—

General & Administrative Expenses
Accounting	4,000	-	4,000
Organization and related expenses	1,274	1,500	2,774

Total General & Administrative Expenses	5,274	1,500	6,774

Net Loss	$(5,274)	$(1,500)	$(6,774)

Basic loss per share	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding	3,729,396	3,000,000	3,719,512

See accompanying notes to financial statements.

MINT CAPITAL, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
FROM JULY 28, 2009 (inception) THROUGH JULY 31, 2010
(Unaudited)
					Deficit
					Accumulated
			Additional		During	Total
	Common stock		paid-in	Subscription	Development	stockholders'
	Shares	Amount	capital	Receivable	Stage	deficit

July 28, 2009 (inception) shares issued for services	1,500,000	$1,500	$-	$-	$-	$1,500

Shares issued for stock subscription receivable	1,500,000	1,500		(1,500)		-

Net loss	-				(1,500)	(1,500)

Balances, July 31, 2009	3,000,000	3,000	-	(1,500)	(1,500)	-

Stock subscription receivable received				1,500		1,500

Common stock issued for services	750,000	750				750

Net loss					(5,274)	(5,274)

Balances July 31, 2010	3,750,000	$3,750	$-	$-	$(6,774)	$(3,024)

See accompanying notes to financial statements.

MINT CAPITAL, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)

			For the period from
	Year ended	Year ended	July 28, 2009 (inception)
	July 31, 2010	July 31, 2009	to July 31, 2010

Cash flows from operating activities:
Net loss	$(5,274)	$(1,500)	$(6,774)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Services for common stock	750		750
Services for common stock-related party	-	1,500	1,500
Increase in accounts payable and accrued expenses	3,000		3,000
Net cash provided by (used in) operating activities	(1,524)	-	(1,524)

Cash flows from investing activities:	-		-
Net cash used in investing activities	-	-	-

Cash flows from financing activities:
Proceeds from notes payable, related party	50		50
Proceeds from sale of common stock	1,500		1,500
Net cash provided by financing activities	1,550	-	1,550

Net increase in cash and cash equivalents	26		26

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$26	$-	$26

Non cash Investing and Financing Activities:
Common stock issued for services rendered	750		750
Common stock issued to founder for services rendered	$-	$1,500	$1,500

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for taxes	$-	$-	$-

Supplemental disclosure of non cash investing and
financing activities:
Stock subscription receivable	$-	$1,500	$1,500

Mint Capital, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
For the Year Ended July 31, 2010

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
For the Year July 31, 2010

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
For the Year July 31, 2010

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
For the Year July 31, 2010

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

In August 2009 the Company issued 750,000 shares of its common stock for services provided to the Company, including edgarization of documents provided and to be provided to the SEC.  The Company valued the shares at $0.001(the par value of the common stock) and recorded $750 of expense, included in the year ended July 31, 2010.

There are no shares of preferred stock issued.