Form 10-Q
period 2011-01-31
Mint Capital, Inc
filed 2011-03-17
CIK 1469741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2011

      .

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

None

(Former name, address and fiscal year)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  . No      .

Indicate by a check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   X  . No      .

Number of shares of common stock outstanding at March 15, 2011: 3,750,000

MINT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (UNAUDITED)

	January 31, 2011	July 31, 2010

Current Assets
Cash	$26	$26

Total current assets	26	26

Total assets	$26	$26

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	4,000	3,000
Notes payable, related party	50	50
Total current liabilities	4,050	3,050

Total liabilities	4,050	3,050

Shareholders’ deficit:
Common stock, $.0001 par value, 250,000,00 shares authorized;
3,750,000 issued and outstanding	3,750	3,750
Deficit accumulated during development stage	(7,774)	(6,774)

Total shareholders' deficit	(4,024)	(3,024)

Total liabilities and shareholders' deficit	$26	$26

MINT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS(UNAUDITED)

						For the period from July 28, 2009 (inception) to

	Three months ended January 31,		Six months ended January 31,
	2011	2010	2011		2010	January 31, 2011

Revenues
Revenues	$-	$-	$-	$		$-

Total revenues	-	-	-		-	-

General & Administrative Expenses
Accounting	500	500	1,000		3,000	5,000
Organization and related expenses	-	44	-		1,274	2,774
Total General & Administrative Expenses	500	544	1,000		4,274	7,774

Net Loss	$(500)	$(544)	$(1,000)		$(4,274)	$(7,774)

Basic loss per share	$(0.01)	$(0.01)	$(0.01)		$(0.01)

Weighted average number of common
shares outstanding	3,750,000	3,750,000	3,750,000		3,709,016

MINT CAPITAL, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
FROM JULY 28, 2009 (inception) THROUGH JANUARY 31, 2011
(Unaudited)

					Deficit
					Accumulated
			Additional		During	Total
	Common stock		paid-in	Subscription	Development	stockholders'
	Shares	Amount	capital	Receivable	Stage	deficit

July 28, 2009 (inception) shares issued for services	1,500,000	$1,500	$-	$-	$-	$1,500

Shares issued for stock subscription receivable	1,500,000	1,500	-	(1,500)	-	-

Net loss for the period ending July 31, 2009	-	-	-	-	(1,500)	(1,500)

Balances, July 31, 2009	3,000,000	3,000	-	(1,500)	(1,500)	-

Stock subscription receivable received	-	-	-	1,500	-	1,500

Common stock issued for services	750,000	750	-	-	-	750

Net loss for the period ending July 31, 2010	-	-	-	-	(5,274)	(5,274)

Balances July 31, 2010	3,750,000	3,750	-	-	(6,774)	(3,024)

Net loss for the period ending January 31, 2011	-	-	-	-	(1,000)	(1,000)

	3,750,000	$3,750	$-	$-	$(7,774)	$(4,024)

MINT CAPITAL, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS (UNAUDITED)

	Six months	Six months	For the period from
	ended	ended	July 28, 2010 (inception)
	January 31, 2011	January 31, 2010	to January 31, 2011

Cash flows from operating activities:
Net loss	$(1,000)	$(4,274)	$(7,774)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Services for common stock	-	750	750
Services for common stock-related party	-		1,500
Increase in accounts payable and accrued expenses	1,000	2,000	4,000
Net cash provided by (used in) operating activities	-	(1,524)	(1,524)

Cash flows from investing activities:	-	-	-
Net cash used in investing activities	-	-	-

Cash flows from financing activities:
Proceeds from notes payable, related party	-	50	50
Proceeds from sale of common stock	-	1,500	1,500
Net cash provided by financing activities	-	1,550	1,550

Net increase in cash and cash equivalents	-	26	26

Cash and cash equivalents, beginning of period	26	-	-

Cash and cash equivalents, end of period	$26	$26	$26

Non cash Investing and Financing Activities:
Common stock issued for services rendered	-	750	750
Common stock issued to founder for services rendered	$-	$-	$1,500

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for taxes	$-	$-	$-

Supplemental disclosure of non cash investing and
financing activities:
Stock subscription receivable	$-	$-	$-

Mint Capital, Inc.

(A Developmental Stage Company)

Notes to Financial Statements

For the Six Months Ended January 31, 2011

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

Mint Capital, Inc.

(A Developmental Stage Company)

Notes to Financial Statements

For the Six Months Ended January 31, 2011

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Mint Capital, Inc.

(A Developmental Stage Company)

Notes to Financial Statements

For the Six Months Ended January 31, 2011

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

In August 2009 the Company issued 750,000 shares of its common stock for services provided to the Company, including edgarization of documents provided and to be provided to the SEC.  The Company valued the shares at $0.001(the par value of the common stock) and recorded $750 of expense during the six months ended January 31, 2010.

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

MINT CAPITAL, INC.

Dated: March 17, 2011	By: /s/ Barry S. Hollander
Barry S. Hollander
Principal Executive Officer and Principal Financial Officer