Form 10-Q
period 2011-04-30
Mint Capital, Inc
filed 2011-06-15
CIK 1469741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X .   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2011

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

Number of shares of common stock outstanding at June 14, 2011: 3,750,000

MINT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (UNAUDITED)

	April 30, 2011	July 31, 2010

Current Assets
Cash	$26	$26

Total current assets	26	26

Total assets	$26	$26

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$4,500	$3,000
Notes payable, related party	50	50
Total current liabilities	4,550	3,050

Total liabilities	4,550	3,050

Shareholders’ deficit:
Common stock, $.0001 par value, 250,000,00 shares authorized;
3,750,000 issued and outstanding	3,750	3,750
Deficit accumulated during development stage	(8,274)	(6,774)

Total shareholders' deficit	(4,524)	(3,024)

Total liabilities and shareholders' deficit	$26	$26

MINT CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS(UNAUDITED)

					For the period
					from
					July 28, 2009
	Three months ended April 30,		Nine months ended April 30,		(inception) to
	2011	2010	2011	2010	April 30, 2011

Revenues
Revenues	$—	$-	$—	$—	$—

Total revenues	—	-	—	—	—

General & Administrative Expenses
Accounting	500	500	1,500	3,500	5,500
Organization and related expenses	—	—	—	1,274	2,774
Total General & Administrative Expenses	500	500	1,500	4,774	8,274

Net Loss	$(500)	$(500)	$(1,500)	$(4,774)	$(8,274)

Basic loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding	3,750,000	3,750,000	3,750,000	3,722,426

MINT CAPITAL, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
FROM JULY 28, 2009 (inception) THROUGH APRIL 30, 2011 (Unaudited)

					Deficit
					Accumulated
			Additional		During	Total
	Common stock		paid-in	Subscription	Development	stockholders'
	Shares	Amount	capital	Receivable	Stage	deficit

July 28, 2009 (inception) shares issued for services	1,500,000	$1,500	$-	$-	$-	$1,500

Shares issued for stock subscription receivable	1,500,000	1,500	-	(1,500)	-	-

Net loss for the period ending July 31, 2009	-	-	-	-	(1,500)	(1,500)

Balances, July 31, 2009	3,000,000	3,000	-	(1,500)	(1,500)	-

Stock subscription receivable received	-	-	-	1,500	-	1,500

Common stock issued for services	750,000	750	-	-	-	750

Net loss for the period ending July 31, 2010	-	-	-	-	(5,274)	(5,274)

Balances July 31, 2010	3,750,000	3,750	-	-	(6,774)	(3,024)

Net loss for the period ending April 30, 2011	-	-	-	-	(1,500)	(1,500)
	3,750,000	$3,750	$-	$-	$(8,274)	$(4,524)

MINT CAPITAL, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS (UNAUDITED)

			For the
			period from
	Nine	Nine	July 28,
	months	months	2010
	ended	ended	(inception)
	April 30,	April 30,	to April 30,
	2011	2010	2011

Cash flows from operating activities:
Net loss	$(1,500)	$(4,774)	$(8,274)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Services for common stock	-	750	750
Services for common stock-related party	-		1,500
Increase in accounts payable and accrued expenses	1,500	2,500	4,500
Net cash provided by (used in) operating activities	-	(1,524)	(1,524)

Cash flows from investing activities:	-	-	-
Net cash used in investing activities	-	-	-

Cash flows from financing activities:
Proceeds from notes payable, related party	-	50	50
Proceeds from sale of common stock	-	1,500	1,500
Net cash provided by financing activities	-	1,550	1,550

Net increase in cash and cash equivalents	-	26	26

Cash and cash equivalents, beginning of period	26	-	-

Cash and cash equivalents, end of period	$26	$26	$26

Non cash Investing and Financing Activities:
Common stock issued for services rendered	-	750	750
Common stock issued to founder for services rendered	$-	$-	$1,500

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for taxes	$-	$-	$-

Supplemental disclosure of non cash investing and
financing activities:
Stock subscription receivable	$-	$-	$-

Mint Capital, Inc.

(A Developmental Stage Company)

Notes to Financial Statements

For the Nine Months Ended April 30, 2011

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

Basic Earnings (Loss) per Share

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding during the year. Diluted per share amounts are computed using the weighted average number of common shares outstanding during the year and diluted potential common shares.  Diluted potential common shares consist of stock options, stock warrants and redeemable convertible stock and are calculated using the treasury stock method.  As of April 30, 2011, there were no dilutive convertible common shares outstanding.

Mint Capital, Inc.

(A Developmental Stage Company)

Notes to Financial Statements

For the Nine Months Ended April 30, 2011

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

Mint Capital, Inc.

(A Developmental Stage Company)

Notes to Financial Statements

For the Nine Months Ended April 30, 2011

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

Dated: June 14, 2011